Form 10-K
period 2006-12-31
CSAB Mortgage-Backed Trust 2006-3
filed 2007-03-30
CIK 1378535

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-135481-06

       CSAB Mortgage-Backed Trust 2006-3
       (exact name of issuing entity as specified in its charter)

       Credit Suisse First Boston Mortgage Securities Corp.
       (exact name of the depositor as specified in its charter)

       DLJ Mortgage Capital, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0606892
  (State or other jurisdiction of                   51-0606893
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.


            The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
               Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.




            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.





  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV



  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits


     (4) POOLING AND SERVICING AGREEMENT, dated as of October 1, 2006, among CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP., a Delaware corporation, as depositor (the "Depositor"), DLJ MORTGAGE CAPITAL, INC. ("DLJMC"), a Delaware corporation, as seller (the "Seller"), WELLS FARGO BANK, N.A. ("Wells Fargo"), a national banking association, in its capacity as a servicer (a "Servicer"), as master servicer (the "Master Servicer") and as trust administrator (the "Trust Administrator"), GREENPOINT MORTGAGE FUNDING, INC. ("GreenPoint"), a New York corporation, as a servicer (a "Servicer"), SELECT PORTFOLIO SERVICING, INC. ("SPS"), a Utah corporation, in its capacity as a servicer (a "Servicer") and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (the "Trustee"). (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the Issuing Entity, as filed with the Commission on November 14, 2006).

     (10) Incorporated by reference as Exhibit (4).



     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) LaSalle Bank, National Association, as Custodian <F1>
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      c) Select Portfolio Servicing, Inc., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      g) Wells Fargo Bank, N.A., as Custodian <F1>
      h) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) LaSalle Bank, National Association, as Custodian <F1>
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      c) Select Portfolio Servicing, Inc., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      g) Wells Fargo Bank, N.A., as Custodian <F1>
      h) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>



     (35) Servicer compliance statement.


      a) Select Portfolio Servicing, Inc., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Trust Administrator <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Credit Suisse First Boston Mortgage Securities Corp.
    (Depositor)



    /s/ Bruce Kaiserman
    Bruce Kaiserman, Vice President

    Date:      March 29, 2007


  Exhibit Index

  Exhibit No.


     (4) POOLING AND SERVICING AGREEMENT, dated as of October 1, 2006, among CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP., a Delaware corporation, as depositor (the "Depositor"), DLJ MORTGAGE CAPITAL, INC. ("DLJMC"), a Delaware corporation, as seller (the "Seller"), WELLS FARGO BANK, N.A. ("Wells Fargo"), a national banking association, in its capacity as a servicer (a "Servicer"), as master servicer (the "Master Servicer") and as trust administrator (the "Trust Administrator"), GREENPOINT MORTGAGE FUNDING, INC. ("GreenPoint"), a New York corporation, as a servicer (a "Servicer"), SELECT PORTFOLIO SERVICING, INC. ("SPS"), a Utah corporation, in its capacity as a servicer (a "Servicer") and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (the "Trustee"). (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the Issuing Entity, as filed with the Commission on November 14, 2006).


     (10) Incorporated by reference as Exhibit (4).


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) LaSalle Bank, National Association, as Custodian
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      c) Select Portfolio Servicing, Inc., as Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Trust Administrator
      g) Wells Fargo Bank, N.A., as Custodian
      h) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) LaSalle Bank, National Association, as Custodian
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      c) Select Portfolio Servicing, Inc., as Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Trust Administrator
      g) Wells Fargo Bank, N.A., as Custodian
      h) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) Select Portfolio Servicing, Inc., as Servicer
      b) Wells Fargo Bank, N.A., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Bruce Kaiserman, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of CSAB Mortgage-Backed Trust 2006-3 (the
     "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chevy Chase Bank, F.S.B. as Servicer, Countrywide Home Loans Servicing LP as Servicer, Fifth Third Mortgage Company as Servicer, GreenPoint Mortgage Funding, Inc. as Servicer, HSBC Mortgage Corporation, USA as Servicer, IndyMac Bank, F.S.B. as Servicer, SunTrust Mortgage, Inc. as Servicer, Wells Fargo Bank, N.A. as Servicer, Wells Fargo Bank, N.A. as Master Servicer and Wells Fargo Bank, N.A. as Trust Administrator.


     Dated:    March 29, 2007

     /s/ Bruce Kaiserman
     Signature

     Vice President
     Title




EX-33 (a)
(logo) LaSalle Bank
       ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

Global Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria


LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By:    /s/ Barbara L. Marik
Name:  Barbara L. Marik
Title: First Vice President
Date:  February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                                              Servicing Criteria
Reference                               Servicing Criteria                             Applicable to
                                                                                       LaSalle Bank
                                                                                   National Association
General Servicing Considerations

                   Policies and procedures are instituted to monitor any
1122(d)(1)(i)      performance or other triggers and events of default in                    X
                   accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third
1122(d)(1)(ii)     parties, policies and procedures are instituted to monitor                X
                   the third party's performance and compliance with such
                   servicing activities.

                   Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)    back-up servicer for the Pool Assets are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
1122(d)(1)(iv)     throughout the reporting period in the amount of coverage                 X
                   required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

                   Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
1122(d)(2)(i)      no more than two business days following receipt, or such                 X
                   other number of days specified in the transaction
                   agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.                  X

                   Advances of funds or guarantees regarding collections, cash
1122(d)(2)(iii)    flows or distributions, and any interest or other fees                    X
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of over
1122(d)(2)(iv)     collateralization, are separately maintained (e.g., with                  X
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
1122(d)(2)(v)      insured depository institution" with respect to a foreign                 X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act.

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                      X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
1122(d)(2)(vii)    cutoff date, or such other number of days specified in the                X
                   transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
1122(d)(3)(i)      requirements. Specifically, such reports (A) are prepared in              X
                   accordance with timeframes and other terms set forth in the transaction


(page)


                   agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the related Servicer.

                   Amounts due to investors are allocated and remitted in
1122(d)(3)(ii)     accordance with timeframes, distribution priority and other               X
                   terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
1122(d)(3)(iii)    business days to the related Servicer's investor records, or              X
                   such other number of days specified in the transaction
                   agreements.

                   Amounts remitted to investors per the investor reports agree
1122(d)(3)(iv)     with cancelled checks, or other form of payment, or                       X
                   custodial bank statements.

Pool Asset Administration

                   Collateral or security on pool assets is maintained as
1122(d)(4)(i)      required by the transaction agreements or related pool                    X
                   asset documents.

                   Pool assets and related documents are safeguarded as
1122(d)(4)(ii)     required by the transaction agreements                                    X

                   Any additions, removals or substitutions to the asset pool
1122(d)(4)(iii)    are made, reviewed and approved in accordance with any                    X
                   conditions or requirements in the transaction agreements.

                   Payments on pool assets, including any payoffs, made in
                   accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more
1122(d)(4)(iv)     than two business days after receipt, or such other number of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related pool asset
                   documents.

                   The related Servicer's records regarding the pool assets
1122(d)(4)(v)      agree with the related Servicer's records with respect to an obligor's unpaid principal balance.

                   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
1122(d)(4)(vi)     made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
1122(d)(4)(vii)    foreclosures and repossessions, as applicable) are
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
                   transaction agreements.

                   Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                   least a monthly basis, or such other period specified in the
1122(d)(4)(viii)   transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                   unemployment).

                   Adjustments to interest rates or rates of return for pool
1122(d)(4)(ix)     assets with variable rates are computed based on the related pool asset documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                   annual basis, or such other period specified in the
1122(d)(4)(x)      transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                   returned to the obligor within 30 calendar days of full
                   repayment of the related pool assets, or such other number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
1122(d)(4)(xi)     bills or notices for such payments, provided that such
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


                   Any late payment penalties in connection with any payment to
1122(d)(4)(xii)    be made on behalf of an obligor are paid from the related
                   Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
1122(d)(4)(xiii)   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
1122(d)(4)(xiv)    recognized and recorded in accordance with the transaction agreements.

                   Any external enhancement or other support, identified in
1122(d)(4)(xv)     Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                X
                   is maintained as set forth in the transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                             Nominal Trustee Transactions

ACE Series 2006-GP1                                   Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2              Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5              Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                          Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                          Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                          Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                          GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                          GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                          GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                          GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                          GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                          GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                          GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                          JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                          Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                         Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                          Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                        Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1         Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2         Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3         Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4         Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5         Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6         Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                                Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                                Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4    Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-C5    Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                            Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                   Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4             Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                   Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                     Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-C1             Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                          Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                          Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                          Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                            ZUNI Trust Series 2006-0A1
JP Morgan Series 2006-LDP8


Custodian Only Transactions                           Paying Agent Only Transactions

Basic Asset Backed 2006-1                             Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1                        Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2                        Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3                        Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4                        Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1                      Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2                      Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3                      Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1                      Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2                      Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3                      Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4                      Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5                      Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6                      Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1                           Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2                           Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3                           Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4                           Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5                           Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6                           Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7                           Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8                           Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9                           Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1                      Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3                      Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4                      Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5                      Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6                      Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7                      Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8                      Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1                   Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4                   Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5                   Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6                   Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7                   Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8                   Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9                   Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1                         Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3                         Washington Mutual WMALT 2006-9


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-C1
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-C1
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


Custodian Only Transactions                           Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                           Paying Agent Only Transactions






EX-33 (b)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (c)
Management's Assertion of Compliance

Management of Select Portfolio Servicing, Inc., (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in 1122(d), to the extent required by the related transaction agreements, or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(l)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), 1122(d)(4)(ii),
1122(d)(4)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended, December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x), 1122(d) (4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1 The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2 The Company's management has assessed compliance with the Applicable Servicing
  Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period.
  In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3 Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

February 27, 2007





EX-33 (d)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (g)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (h)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





EX-34 (b)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG


KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


To the Advisory Committee of Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA), Inc.:


We have examined management's assertion, included in the accompanying Management Assertion of Compliance, that Select Portfolio Servicing, Inc. and Subsidiaries ("the Company"), an indirect subsidiary of Credit Suisse (USA), Inc., complied with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the primary servicing of publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities (the "Platform"), excluding servicing criteria: 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i),
1122(d)(4)(ii), 1122(d)(4)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities the Company performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying Management's Assertion of Compliance, for servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x),
1122(d) (4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer' as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x), 1122(d) (4)(xi), 1122(d)(4)(xii) and
1122(d)(4)(xiii) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the twelve months ended December 31, 2006, is fairly stated, in all material respects.


/s/ KPMG LLP


Chicago, Illinois
February 27, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (h)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
(logo) SPS
SELECT
Portfolio
SERVICING, inc.


Agreement: See Schedule of Agreements

Dated:  See Attached Schedule


ANNUAL STATEMENT AS TO COMPLIANCE


In accordance with the applicable section in each of the Pooling and Servicing Agreements specified:

i. a review of the activities of the Servicer during the year ended December 31, 2006 and of performance under this Agreement has been made under such officers' supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations and no default has occurred under this Agreement throughout such year.


February 24, 2007


/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer
Select Portfolio Servicing, Inc.


3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881
* web www.spservicing.com


(page)


Schedule of Agreements

ACE Securities Corp., Depositor, Ocwen Federal Bank FSB, A Servicer Option One Mortgage Corporation, A Servicer, Select Portfolio Servicing, Inc., A Servicer, Wells Fargo Bank, N.A., Master Servicer And Securities Administrator and HSBC Bank USA, National Association, Trustee - Pooling And Servicing Agreement - ACE Securities Corp. Home Equity Loan Trust, Series 2005-SD1, Asset Backed Pass-Through Certificates
1/1/2005

Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Nationstar Mortgage LLC, Servicer, Select Portfolio Servicing, Inc., Servicer, Wells Fargo Bank, N.A., Master Servicer and Trust Administrator, Officetiger Global Real Estate Services Inc., Loan Performance Advisor and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Asset Backed Securities Corporation Home Equity Loan Trust, Series MO 2006-HE6 11/1/2006

Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Select Portfolio Servicing, Inc., Servicer, Wells Fargo Bank, N.A., Master Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Asset Backed Securities Corporation Home Equity Loan Trust, Series NC 2005-HE4
5/1/2005

Credit Suisse First Boston Mortgage Acceptance Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Backed Pass Through Certificates, Series 2005-12
11/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Greenpoint Mortgage Funding, Inc., Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-12
12/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Wells Fargo Bank N.A., Master Servicer And Trust Administrator, Washington Mutual Mortgage Securities Corp., Seller And Servicer, Greenpoint Mortgage Funding, Inc., Seller And Servicer, Wells Fargo Home Mortgage Inc., Servicer Fairbanks Capital Corp., Servicer And Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2004-3
4/1/2004

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Greenpoint Mortgage Funding, Inc., Servicer, Select Portfolio Servicing, Inc., Servicer, and U.S. Bank National Association, Trustee
- Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-3
10/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Banco Popular De Puerto Rico, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-9
10/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Bank of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-5
5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Modification Oversight Agent and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-4
11/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-1 5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-6 6/1/2006

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank of America, National Association, Servicer, Banco Popular De Puerto Rico, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-8
9/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling, and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-7
7/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-2
2/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-3
3/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-4
4/1/2006

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Greenpoint Mortgage Funding, Inc., Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-1
1/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Select Portfolio Servicing, Inc., Servicer And Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-11
11/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer And Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Select Portfolio Servicing, Inc., Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-2
9/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, Greenpoint Mortgage Funding, Inc., Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Trust 2006-3
7/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, Greenpoint Mortgage Funding, Inc., Servicer and U.S. Bank National Association, _ Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Trust 2006-2
4/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Washington Mutual Bank, Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Adjustable Rate Mortgage Backed Pass Through Certificates, Series 2005-10 8/1/2005

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back-Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage-Backed Pass-Through Certificates, 2006-1
2/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee, and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling and Servicing Agreement - GSAMP Trust 2006-HE5
8/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling And Servicing Agreement - GSAMP Trust 2006-HE4
6/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee, and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling and Servicing Agreement - GSAMP Trust 2006-HE3
5/1/2006

Nomura Home Equity Loan, Inc., Depositor, Nomura Credit & Capital, Inc., Seller, Select Portfolio Servicing, Inc., a Servicer, Option One Mortgage Corporation, a Servicer, Countrywide Home Loans Servicing LP, a Servicer, Wells Fargo Bank, National Association, Master Servicer and Securities Administrator and HSBC Bank USA, National Association, Trustee - Pooling and Servicing Agreement - Nomura Home Equity Loan, Inc., Asset-Backed Certificates, Series 2005-HE1
10/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2005-SD2
1/1/2005

(page)


Schedule of Agreements

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities, Inc. Mortgage Loan Trust, Series 2005-1
1/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities, Inc. Mortgage Loan Trust, Series 2005-3
1/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD1
2/28/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD2
5/31/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD3
10/31/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities Inc. Mortgage Loan Trust, Series 2006-AF1
3/1/2006

Pool and Servicing Agreement-Contimortgage Home Equity Loan Trust 1999-3
6/1/1999

Select Portfolio Servicing, Inc., as Servicer and Wells Fargo Bank, N.A., as Master Servicer and Lehman Brothers Holdings Inc., as Seller - Structured Asset Securities Corporation, Structured Asset Investment Loan Trust, Mortgage Pass-Through Certificates, Series 2006-3 - Subservicing Agreement
5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Select Portfolio Servicing Inc., Wells Fargo Bank, N.A., Wilshire Credit Corporation, Servicers, Wells Fargo Bank, N.A., Master Servicer and Trust Administrator and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage Pass-Through Certificates, Series 2004-CF2
9/1/2004

(page)


Schedule of Agreements


Page 7 of 7





EX-35 (b)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines,IA 50328-0001



Wells Fargo Bank, N.A.
Servicer Compliance Statement


1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.


/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A

                                              MASTER
                                        SERVICER/TRUSTEE
CLIENT  INV#             INV                               DEAL NAME

708     349     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-2
708     B80     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-4
708     B84     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-1
708     J82     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-1
708     L65     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-1
708     M46     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-3
708     M72     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-2
708     N33     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-2


(page)


106     800     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP1
106     801     NOMURA PMSR     WELLS FARGO CTS   NAAC 2004-AP3
106     802     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     810     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP2
106     811     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     812     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR3
106     813     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR4
106     814     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR5
106     815     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AP1
106     816     NOMURA PMSR     WELLS FARGO CTS   NHELI 2006-HEI
106     817     NOMURA PMSR     WELLS FARGO CTS   2005-AR6
106     818     NOMURA PMSR     WELLS FARGO CTS   2006-AR1
106     819     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AR2
106     821     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF1
106     822     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF2
708     232     NOMURA          WELLS FARGO CTS   NAAC 2004-R2
708     362     NOMURA          WELLS FARGO CTS   NHELI 2006-WF1
708     392     NOMURA          WELLS FARGO CTS   NHELI 2006-HE3
708     451     NOMURA          WELLS FARGO CTS   NAAC 2006-WF1
708     826     NORMURA         WELLS FARGO CTS   NHEL 2006-AF1
708     L46     NOMURA          WELLS FARGO CTS   NAAC 2005-WF1
708     M50     NOMURA          WELLS FARGO CTS   NAAC 2005-AP3


(page)


472     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
472     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
591     J78     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2004-1
591     M01     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-W1
591     M07     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-WF2
591     P45     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2003-1
708     366     BANK OF AMERICA   SERV                  BAFC 2006-4 SS#RB16
708     846-001 BANK OF AMERICA   MASTERSERV            BAFC 2006-I
708     849-001 BANK OF AMERICA   SERV                  BAFC 2006-J
708     B15     BANK OF AMERICA   SERV                  BAFC 2006-1
708     B30     BANK OF AMERICA   SERV                  BAFC 2005-07
708     B32     BANK OF AMERICA   SERV                  BAFC 2006-D
708     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
708     B42     BANK OF AMERICA   SERV                  BAFC 2006-2
708     B50     BANK OF AMERICA   SERV                  BAFC 2006-3
708     B65     BANK OF AMERICA   SERV                  BAFC 2005-8
708     B83     BANK OF AMERICA   SERV                  BAFC 2006-F
708     L16     BANK OF AMERICA   SERV                  BAFC 2005-2
708     L29     BANK OF AMERICA   SERV                  ABFC 2005-WF1
708     L51     BANK OF AMERICA   SERV                  BAFC 2005-3
708     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
708     L73     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-E
708     M36     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-6 SS#R964
708     M76     BANK OF AMERICA   SERV                  BAFC 2005-05 SS#R919
708     P24     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2003-WF1


(page)


472     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1
685     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1


(page)


106     300     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-29
106     301     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-25
106     302     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-27
106     303     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-1
106     305     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR1
106     306     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR2
106     307     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR3
106     308     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR4
106     309     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-4
106     311     CSMC            WELLS FARGO CTS         CSFB 2004-AR6
106     314     CSMC            WELLS FARGO CTS         CSFB 2004-5
106     315     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-ARMT 1
106     316     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-8
106     319     CSMC            WELLS FARGO CTS         PMSR CSFB ARMT 2004-3
106     321     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-6
106     322     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-7
106     324     CSMC            WELLS FARGO CTS         PMSR ARMT 2004-5
106     326     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-1
106     327     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-2
106     331     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-4
106     332     CSMC            WELLS FARGO CTS         2004-AR1
106     333     CSMC            WELLS FARGO CTS         2004-AR2
106     334     CSMC            WELLS FARGO CTS         2004-AR3
106     335     CSMC            WELLS FARGO CTS         2004-AR4
106     336     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-3
106     337     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-4
106     345     CSMC            WELLS FARGO CTS         CSFB 2003-19
106     347     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-5
106     348     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-5
106     352     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     353     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     354     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-3
106     355     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-6A
106     357     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-7
106     362     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-21
106     363     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-9
106     364     CSMC            WELLS FARGO CTS         CSFB PMSR 2005-8
106     365     CSMC            WELLS FARGO CTS         PMSR 2003-AR30
106     369     CSMC            WELLS FARGO CTS         PMSR 2005-9
106     374     CSMC            WELLS FARGO CTS         PMSR CSMC 2005-11
106     379     CSMC            WELLS FARGO CTS         CSMC PMSR 2006-2
106     383     CSMC            WELLS FARGO CTS         CSMC 2003-AR30
106     384     CSMC            WELLS FARGO CTS         CSAB 2006-1
106     402     CSMC            WELLS FARGO CTS         CSMC 2006-6
106     403     CSMC            WELLS FARGO CTS         ARMT 2006-3
106     405     CSMC            WELLS FARGO CTS         CSFB 2005-12
106     408     CSMC            WELLS FARGO CTS         CSMC 2006-8
106     409     CSMC            WELLS FARGO CTS         CSAB 2006-2
106     508     CSMC            WELLS FARGO CTS         2004-CF2
106     519     CSMC            WELLS FARGO CTS         CSFB 2005-1
106     526     CSMC            WELLS FARGO CTS         CSFB 2005-3
106     536     CSMC            WELLS FARGO CTS         CSFB 2005-6
106     542     CSMC            WELLS FARGO CTS         CSFB 2005-7


(page)


106     544     CSMC            WELLS FARGO CTS         CSFB 2005-8
106     551     CSMC            WELLS FARGO CTS         CSFB 2005-10
106     577     CSMC            WELLS FARGO CTS         CSMC 2006-8a
106     L62     CSMC            WELLS FARGO CTS         CSFB 2003-27
106     L70     CSMC            WELLS FARGO CTS         CSFB 2003-21
106     L76     CSMC            WELLS FARGO CTS         CSFB 2003-23
106     L81     CSMC            WELLS FARGO CTS         CSFB 2004-3
591     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     281     CSMC            WELLS FARGO CTS         FNT  2001-3 CALL DEAL
708     820     CSMC            WELLS FARGO CTS         CSMC 2006-8
708     821     CSMC            WELLS FARGO CTS         SEE  CAT
708     827     CSMC            WELLS FARGO CTS         CSMC 2006-9
708     829     CSMC            WELLS FARGO CTS         CSAB 2006-3
708     839     CSMC            WELLS FARGO CTS         CSAB-2006-4
708     B49     CSMC            WELLS FARGO CTS         CSFB 2005-12
708     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     M86     CSMC            WELLS FARGO CTS         CSFB 2005-9


(page)


106     S50     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2004-HE3
106     S51     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2
106     S52     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2 - DSI
106     S53     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-HE5
106     S54     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005 SD3
106     S55     DEUTSCHE BANK SUB       WELLS FARGO CTS  2ACE 2005-SD3 - DSI
106     S56     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1
106     S57     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1- DSI
106     S58     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2
106     S59     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2- DSI
106     X01     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE5
106     X03     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05AR1
106     X04     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE7
106     X05     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-4
106     X06     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05-AR2
106     X07     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-5
106     X08     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-6
106     X13     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB2
106     X15     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB3
106     X16     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR3
106     X17     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB4
106     X18     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR4
106     X19     DEUTSCHE PMSR           WELLS FARGO CTS  DBALT 2006-AR5
591     H29     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2001-HE1
591     J27     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2003-HE1
591     L69     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-SD2
591     Q68     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2002-HE2
708     372     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB3
708     483     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB4
708     830     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AR5
708     B63     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AF1
708     B88     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB1
708     J83     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2004-HE1
708     L86     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-WF1


(page)


591     185     EMC                     WELLS FARGO CTS  BSALTA 2006-8
708     341     EMC                     WELLS FARGO CTS  BSABS 2006-2
708     342     EMC                     WELLS FARGO CTS  BSARM 2006-2
591     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
708     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
472     376     EMC                     WELLS FARGO CTS  2001-2
591     376     EMC                     WELLS FARGO CTS  2001-2
685     376     EMC                     WELLS FARGO CTS  2001-2
472     382     EMC                     WELLS FARGO CTS  2001-1
472     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
591     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
685     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
708     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
472     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     909     EMC                     WELLS FARGO CTS  BSALTA 2004-7
685     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
708     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
591     B13     EMC                     WELLS FARGO CTS  BART 2006-1
708     B13     EMC                     WELLS FARGO CTS  BART 2006-1
591     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
708     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
472     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
685     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
708     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1.
591     B53     EMC                     WELLS FARGO CTS  BSALTA 2005-10
708     B66     EMC                     WELLS FARGO CTS  BART 2005-12
591     B88     EMC                     WELLS FARGO CTS  *
591     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
708     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
591     H68     EMC                     WELLS FARGO CTS  WFHM 2002-W08
472     H78     EMC                     WELLS FARGO CTS  FNMA 2002-26
685     H78     EMC                     WELLS FARGO CTS  EMC FNMA 2002-26
591     H82     EMC                     WELLS FARGO CTS  BART 2003-6
472     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
685     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
472     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
685     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     J05     EMC                     WELLS FARGO CTS  BSABS
685     J05     EMC                     WELLS FARGO CTS  BSABS
708     J05     EMC                     WELLS FARGO CTS  BSABS
591     J12     EMC                     WELLS FARGO CTS  BART 2003-7
708     J12     EMC                     WELLS FARGO CTS  BART 2003-7
472     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
591     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
685     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
708     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3


(page)


591     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
685     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
472     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
685     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J61     EMC                     WELLS FARGO CTS  BART 2004-1
708     J61     EMC                     WELLS FARGO CTS  BART 2004-1
591     J72     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL2
472     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
591     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
685     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
708     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
472     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     K22     EMC                     WELLS FARGO CTS  BART 2004-11
708     L00     EMC                     WELLS FARGO CTS  BART 2005-1
708     L05     EMC                     WELLS FARGO CTS  BSALTA 2005-2
472     L27     EMC                     WELLS FARGO CTS  BSALTA 2005-4
591     L27     EMC                     WELLS FARGO CTS  BALTA 2005-4
591     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L56     EMC                     WELLS FARGO CTS  PRIME 2005-2
591     L81     EMC                     WELLS FARGO CTS  BART 2005-5
708     L81     EMC                     WELLS FARGO CTS  BART 2005-5 MS#B378
472     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
591     M43     EMC                     WELLS FARGO CTS  BART 2005-10
708     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
708     M53     EMC                     WELLS FARGO CTS  BSABS I 2005-AC6 MS#B398
708     M61     EMC                     WELLS FARGO CTS  PRIME 2005-3 MS#R937
708     M78     EMC                     WELLS FARGO CTS  PRIME 2005-4 S/S#R953
708     M87     EMC                     WELLS FARGO CTS  BART 2005-9 S/S#B431
472     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
685     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
708     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
708     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
472     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
685     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P47     EMC                     WELLS FARGO CTS  BART 2003-3
708     P47     EMC                     WELLS FARGO CTS  BART 2003-3
472     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
591     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
685     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
708     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
472     P76     EMC                     WELLS FARGO CTS  FNMA GT
685     P76     EMC                     WELLS FARGO CTS  FNMA GT
472     P80     EMC                     WELLS FARGO CTS  SAMI 2003-CL1
591     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5


(page)


708     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5
472     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
591     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
685     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
708     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
472     Q15     EMC                     WELLS FARGO CTS  5435-5437
685     Q15     EMC                     WELLS FARGO CTS  5435-5437
472     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
685     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
708     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
472     Q82     EMC                     WELLS FARGO CTS  2002-90 FNMA
685     Q82     EMC                     WELLS FARGO CTS  FNMA 2002-90
591     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
708     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
106     V51     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD3
                2005-SD3
106     V52     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD4
                2005-SD4
106     Y24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Y25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Y26     EMC PMSR                WELLS FARGO CTS  BSABS 2002-AC1
                BSABS 2002-AC1
106     Y32     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC3
                BSABS 2003-AC3
106     Y33     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y34     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC5
                BSABS 2003-AC5
106     Y35     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC6
                BSABS 2003-AC6
106     Y36     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC7
                BSABS 2003-AC7
106     Y37     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC1
                BSABS 2004-AC1
106     Y38     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC2
                BSABS 2004-AC2
106     Y39     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC3
                BSABS 2004-AC3
106     Y40     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y41     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC5
                BSABS 2004-AC5
106     Y42     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC6
                BSABS 2004-AC6
106     Y43     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC7
                BSABS 2004-AC7
106     Y44     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1


(page)


106     Y45     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC2
                BSABS 2005-AC2
106     Y46     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC3
                BSABS 2005-AC3
106     Y47     EMC PMSR                WELLS FARGO CTS  PRIME 2003-2
                PRIME 2003-2
106     Y48     EMC PMSR                WELLS FARGO CTS  PRIME 2003-3
                PRIME 2003-3
106     Y49     EMC PMSR                WELLS FARGO CTS  PRIME 2004-1
                PRIME 2004-1
106     Y50     EMC PMSR                WELLS FARGO CTS  PRIME 2005-1
                PRIME 2005-1
106     Y53     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Y64     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y65     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y66     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1
106     Y68     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Y69     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Y70     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Y72     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y74     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-03
                BSALTA 2004-03
106     Y75     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-04
                BSALTA 2004-04
106     Y76     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-06
                BSALTA 2004-06
106     Y77     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Y78     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-09
                BSALTA 2004-09
106     Y79     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Y80     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Y81     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-03
                BSALTA 2005-03
106     Y84     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-07
                BSALTA 2004-07
106     Y85     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Y86     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-05
                BSALTA 2005-05
106     Y87     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC4
                BSABS 2005-AC4


(page)


106     Y88     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC5
                BSABS 2005-AC5
106     Y89     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-07
                BSALTA 2005-07
106     Y91     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC6
                BSABS 2005-AC6
106     Y92     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-08
                BSALTA 2005-08
106     Y93     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC7
                BSABS 2005-AC7
106     Y94     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-09
                BSALTA 2005-09
106     Y96     EMC PMSR                WELLS FARGO CTS  PRIME 2005-4GRP
                PRIME 2005-
                4GRP
106     Y97     EMC PMSR                WELLS FARGO CTS  LUMINENT 2005-1
106     Y98     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC8
                BSABS 2005-AC8
106     Y99     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     ZO1     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-10
                BSALTA 2005-10
106     Z02     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-01
                BSALTA 2006-01
106     Z03     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Z04     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z05     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z06     EMC PMSR                WELLS FARGO CTS  BSARM 2005-3
                BSARM 2005-3
106     Z07     EMC PMSR                WELLS FARGO CTS  BSARM 2005-4
                BSARM 2005-4
106     Z08     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z09     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z10     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z11     EMC PMSR                WELLS FARGO CTS  BSARM 2005-7
                BSARM 2005-7
106     Z12     EMC PMSR                WELLS FARGO CTS  BSARM 2005-6
                BSARM 2005-6
106     Z13     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z14     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z15     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z16     EMC PMSR                WELLS FARGO CTS  BSARM 2005-12
                BSARM 2005-12


(page)


106     Z17     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z18     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z22     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-3
                BSALTA 2004-3
106     Z23     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-4
                BSALTA 2004-4
106     Z24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-5
                BSALTA 2004-5
106     Z25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-6
                BSALTA 2004-6
106     Z26     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-7
                BSALTA 2004-7
106     Z27     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-8
                BSALTA 2004-8
106     Z28     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-9
                BSALTA 2004-9
106     Z29     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Z30     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z31     EMC PMSR                WELLS FARGO CTS  BSARM 2004-8
                BSARM 2004-8
106     Z32     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Z33     EMC PMSR                WELLS FARGO CTS  BSARM 2004-12
                BSARM 2004-12
106     Z34     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z35     EMC PMSR                WELLS FARGO CTS  BSARM 2005-1
                BSARM 2005-1
106     Z36     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-3
                BSALTA 2005-3
106     Z37     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-2
                BSALTA 2006-2
106     Z38     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z39     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z40     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-3
                BSALTA 2006-3
106     Z44     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z46     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1
106     Z47     EMC PMSR                WELLS FARGO CTS  BSABS 2006-SD2
                BSABS 2006-SD2
106     Z50     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z51     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12


(page)


106     Z52     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z53     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC4
                BSABS 2006-AC4
106     Z54     EMC PMSR BSMF           WELLS FARGO CTS  BSMF 2006-AC1
                2006-AC1
106     Z55     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     Z56     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z57     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z58     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-7a
                BSALTA 2006-7a
106     Z59     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z60     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Z61     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Z62     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1


(page


708     F32     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2004-14
472     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
472     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR2
591     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
591     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
591     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
685     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
685     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     395     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-14
708     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
708     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
708     B07     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR1
708     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
708     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     L34     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-5
708     L64     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-7
708     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
106     G03     GOLDMAN PMSR GSAA 2006-1        WELLS FARGO CTS   GSAA 2005-9
106     G07     GOLDMAN PMSR GSR 2005-9F        WELLS FARGO CTS   GSR 2005-8F
106     G08     GOLDMAN PMSR GSR 2005-AR        WELLS FARGO CTS   GSR 2005-9F
106     G09     GOLDMAN PMSR GSR 2005AR5        WELLS FARGO CTS   GSR 2005-AR3
106     G11     GOLDMAN PMSR GSAA 200512        WELLS FARGO CTS   GSAA 2005-11
106     G13     GOLDMAN PMSR GSAA 2005-6        WELLS FARGO CTS   GSAA 2005-14
106     G14     GOLDMAN PMSR GSAA 2005-9        WELLS FARGO CTS   GSAA 2005-6
106     G15     GOLDMAN PMSR GSAA 200615        WELLS FARGO CTS   GSAA 2006-13
708     461     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-16
708     840     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-18
472     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
472     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
472     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
472     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
472     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
472     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1
685     403     GOLDMAN SACHS                   WELLS FARGO CTS   RMSC 1994-7 TRUST
                                                                  COLLAPS
685     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
685     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     M31     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR7
708     M57     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR5
708     M92     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-12
936     J80     GOLDMAN SACHS GMPS 2003-2       WELLS FARGO CTS   GSAMPS 2003-2
936     J81     GOLDMAN SACHS MTGE CO           WELLS FARGO CTS   GSAMPS 2003-3
936     J82     GOLDMAN SACH GSMPS2004-01       WELLS FARGO CTS   GSMPS 2004-1
936     J83     GOLDMAN SACHS GSMPS2004-3       WELLS FARGO CTS   GSMPS 2004-3
708     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
708     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1


(page)


106     U06     GREENWICH PMSR SOUNDVIEW        WF MASTER SERVICING     SOUNDVIEW 2006-NLC1
708     M79     GREENWICH                       WFB MASTER SERVICING    RBSGC 2005-A S/S #RB06


(page)


106     202     HSBC PMSR FFML 2006-FF11        WF MASTER SERVICING     FFML 2006-FF11
106     203     HSBC PMSR HASCO 2006 HE1        WF MASTER SERVICING     HASCO 2006 HE1


(page)


106     265     UBS SUB FROM HUD 601#2      UBS             *
106     909     UBS PMSR GMAC WHOLE LNS     UBS             UBS GMAC WHOLE LOANS
106     915     UBS PMSR WHOLE LOANS        UBS             UBS WHOLE LOAN
472     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H00     UBS                         UBS             MMSTR 2004-1 AAR
685     H00     UBS                         UBS             MMSTR 2004-1 AAR
708     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H02     UBS                         UBS             MASTR 2006-1
591     H03     UBS                         UBS             *
472     K32     UBS                         UBS             FANNIE MAE 2004-W14
685     K32     UBS                         UBS             FANNIE MAE 2004-W14
708     K32     UBS                         UBS             FANNIE MAE 2004-W14
472     L09     UBS                         UBS             MARP 2005-1
685     L09     UBS                         UBS             MARP 2005-1
708     L09     UBS                         UBS             MARP 2005-1
708     M99     UBS                         UBS             UBS
106     Q50     UBS SUB MASC 2004-2         UBS             MASD 2004-2
106     Q51     UBS SUB MASTR SLT 2005-1    UBS             UBS MASTR SLT 2005-1
106     Q52     UBS SUB MASD 2005-2         UBS             MASD 2005-2
106     Q53     UBS SUB MASD 2005-3         UBS             MASD 2005-3
106     Q54     UBS SUB MASD 2006-1         UBS             MASD 2006-1
106     Q55     UBS SUB MASD 2006-2         UBS             MASD 2006-2
106     Q56     UBS SUB MASD 2006-3         UBS             MASD 2006-3
708     U04     UBS BANK                    UBS BANK        UBS BANK
708     426     UBS WARBURG                 UBS WARBURG     *
708     L76     UBS WARBURG                 UBS WARBURG     WFMR 2005-M06
472     P68     UBS WARBURG                 UBS WARBURG     WFHM CONFORMING


(page)


106     726     LEHMAN PMSR SASCO 2006BC        WELLS FARGO MASTER SERV  SASCO 2006-BC3
106     729     LEHMAN PMSR SASCO 06-BC5        WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     731     LEHMAN PMSR SASCO 06-BC4        WELLS FARGO MASTER SERV  SASCO 2006-BC4
106     K13     LEHMAN SUB SASCO 2006-BC5       WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     K16     LEHMAN SUB SASCO 2006-BC2       WELLS FARGO MASTER SERV  SASCO 2006-BC2
106     K18     LEHMAN SUB SAIL 2006-3          WELLS FARGO MASTER SERV  SAIL 2006-3
106     K68     LEHMAN SUB 2004-7 DSI           WELLS FARGO MASTER SERV  SAIL 2004-7 DSI


(page)


708     175     MASSACHUSETTS MUTUAL            WFB MASTER SERVICING     *


(page)


591     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
591     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
591     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
591     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
591     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
708     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
708     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
708     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
708     B17     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-1AR
106     P05     MORGAN PMSR MSM 2004-6AR        WELLS FARGO CTS         MSM 2004-6AR
106     P06     MORGAN PMSR MSM 7AR             WELLS FARGO CTS         MSM 7AR
106     P07     MORGAN PMSR MSM 4               WELLS FARGO CTS         MSM 4
106     P08     MORGAN PMSR MSM 8AR             WELLS FARGO CTS         MSM 8AR
106     P09     MORGAN PMSR MSM 9               WELLS FARGO CTS         MSM 9
106     P10     MORGAN PMSR MSM 10AR            WELLS FARGO CTS         MSM 1OAR
106     P11     MORGAN PMSR MSM 11AR            WELLS FARGO CTS         MSM 11AR
106     P12     MORGAN PMSR MSM 20051FIN        WELLS FARGO CTS         MSM 20051F1N
106     P13     MORGAN PMSR MSM20052ARFIN       WELLS FARGO CTS         MSM20052ARFIN
106     P15     MORGAN PMSR MSM 2005-6AR        WELLS FARGO CTS         MSM 2005-6AR
106     P16     MORGAN PMSR MSM 2005-4          WELLS FARGO CTS         MSM 2005-4
106     P17     MORGAN PMSR MSM 2005-5AR        WELLS FARGO CTS         MSM 2005-5AR
106     P25     MORGAN PMSR MSM 2005-7          WELLS FARGO CTS         MSM 2005-7
106     P32     MORGAN PMSR MSM 2005-3AR        WELLS FARGO CTS         MSM 2005-3AR
106     P35     MORGAN PMSR MSM 2005-10         WELLS FARGO CTS         MSM 2005-10
106     P36     MORGAN PMSR MSM 2005-9AR        WELLS FARGO CTS         MSM 2005-9AR
106     P37     MORGAN PMSR MSM 2005-11AR       WELLS FARGO CTS         MSM 2005-11AR
106     P38     MORGAN PMSR MSM 2006-1AR        WELLS FARGO CTS         MSM 2006-1AR
106     P39     MORGAN PMSR MSM 2006-2AR        WELLS FARGO CTS         MSM 2006-2AR
106     P40     MORGAN PMSR MSM 2006-3AR        WELLS FARGO CTS         MSM 2006-3AR
106     P46     MORGAN PMSR MSM 2006-7          WELLS FARGO CTS         MSM 2006-7
106     P56     MORGAN PMSR MSM 2006-11         WELLS FARGO CTS         MSM 2006-11
106     P58     MORGAN PMSR MSM 2006-6AR        WELLS FARGO CTS         MSM 2006-6AR
106     P59     MORGAN PMSR MSM 2006-8AR        WELLS FARGO CTS         MSM 2006-8AR
106     P62     MORGAN PMSR MSM 2006-9AR        WELLS FARGO CTS         MSM 2006-9AR
106     P63     MORGAN PMSR MSM 2006-2          WELLS FARGO CTS         MSM 2006-2
708     J63     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2004-2AR
708     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
708     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
472     B08     MORGAN STANLEY                  WELLS FARGO CTS         *
708     389     MORGAN STANLEY                  WILSHIRE FHA LOAN       ATTN ROSS LEVINE


(page)


106     V0l     SOCIETE GEN PMSR WHOLE          WELLS FARGO CTS         SOC GEN WHOLE LN
106     V03     SOCIETE GEN PMSR                WELLS FARGO CTS         SGMS 2006-FRE2


(page)


106    H62      SOPAC 1998-1        Wells Fargo CTS      SOPAC 98-1
106    H63      SOPAC 1998-2        Wells Fargo CTS      SOPAC 98-2


(page)


591     H76-001     THORNBURG       WFB MASTER SERVICING    TMST 2002-2
591     H76-002     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W46
591     H76-003     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W53
591     H76-004     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W52
591     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
591     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2
708     382         THORNBURG       WFB MASTER SERVICING    TMST 2006-4
708     390         THORNBURG       WFB MASTER SERVICING    TMST 2006-5
708     B09-001     THORNBURG       WFB MASTER SERVICING    BOA SALE
708     B09-002     THORNBURG       WFB MASTER SERVICING    TMST 2006-1
708     B60         THORNBURG       WFB MASTER SERVICING    TMST 2005-4
708     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
708     L68         THORNBURG       WFB MASTER SERVICING    EMC TRNSF HORNBURG 2005-2
708     M84         THORNBURG       WFB MASTER SERVICING    TMST 2005-3
708     M84-001     THORNBURG       WFB MASTER SERVICING    WELLS 2005-20/LEHMAN SALE
708     P16         THORNBURG       WFB MASTER SERVICING    WFHM 2003-W06
708     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2


(page)


708     H06     UBS WARBURG               WFB MASTER SERVICING    *
472     J15     UBS WARBURG               WFB MASTER SERVICING    SEE CAT
685     J15     UBS WARBURG               WFB MASTER SERVICING    *
472     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
685     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
472     H04     UBS WARBURG               WFB MASTER SERVICING    *
106     904     UBS PMSR MAST2005-2       WFB MASTER SERVICING    MAST 2005-2
106     905     UBS PMSR MABS05-AB1       WFB MASTER SERVICING    MABS 05-AB1
106     908     UBS PMSR MALT2005-5       WFB MASTER SERVICING    MALT2005-5
106     910     UBS PMSR MALT2005-3       WFB MASTER SERVICING    MALT2005-3
106     911     UBS PMSR MALT2005-4       WFB MASTER SERVICING    MALT2005-4
106     913     UBS PMSR MAST2005-6       WFB MASTER SERVICING    MASTR 05-6
106     919     UBS PMSR MALT 2006-1      WFB MASTER SERVICING    MALT 2006-1
106     920     UBS PMSR MABS 06-AB1      WFB MASTER SERVICING    MABS06-AB1
106     921     UBS PMSR MABS 2006-NC1    WFB MASTER SERVICING    MABS 2006-NC1
106     922     UBS PMSR MASTR 2006-HE1   WFB MASTER SERVICING    MASTR 2006-HE1
106     923     UBS PMSR MAST 2006-1      WFB MASTER SERVICING    MAST 2006-1
106     924     UBS PMSR MASTR 2006-2     WFB MASTER SERVICING    MASTR 2006-2
106     931     UBS PMSR MABS 2006-HE4    WFB MASTER SERVICING    MABS 2006-HE4
708     H02     UBS WARBURG               WFB MASTER SERVICING    *
708     H03     UBS WARBURG               WFB MASTER SERVICING    *
591     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H05     UBS WARBURG               WFB MASTER SERVICING    *
708     J15     UBS WARBURG               WFB MASTER SERVICING    *
591     J90     UBS WARBURG               WFB MASTER SERVICING    OPTRED 04-2004
708     J90     UBS WARBURG               WFB MASTER SERVICING    *
708     M32     UBS                       WFB MASTER SERVICING    MABS 2005-AB1
708     M59     UBS                       WFB MASTER SERVICING    MARP 2005-2
708     M71     UBS                       WFB MASTER SERVICING    MASTR 2005-WF1 S/S#U219
591     Q27     UBS WARBURG               WFB MASTER SERVICING    MARM 2002-3
591     Q32     UBS WARBURG               WFB MASTER SERVICING    WFHM 2002-S01
591     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1
708     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1


(page)


                WACHOVIA        WELLS FARGO CTS   *
                NATIONAL
685     D61     BANK
708     280     WACHOVIA        WELLS FARGO CTS   *





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Credit Suisse First Boston Mortgage Securities Corp.
11 Madison Ave
4th Floor
New York, ny 10010

RE: Annual Statement As To Compliance for CSAB Mortgage-Backed Trust 2006-3

Per Section 14.06 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.




Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (d)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Credit Suisse First Boston Mortgage Securities Corp.
11 Madison Ave
4th Floor
New York, NY 10010

RE: Annual Statement As To Compliance for CSAB Mortgage-Backed Trust 2006-3

Per Section 14.06 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trust Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary